Form 10-Q
period 1995-09-30
AMERICAN INCOME PARTNERS IV A L P
filed 1995-11-15
CIK 826929




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                       OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                           Commission File No. 0-17522


                                                American         Income         Partners        IV-A        Limited
Partnership
             (Exact name of registrant as specified in its charter)

Massachusetts                                                                              04-3018452
(State or other jurisdiction of                                                                (IRS Employer
  incorporation or organization)                                                                Identification No.)

98 North Washington Street, Boston, MA                                                 02114
(Address of principal executive offices)                                                       (Zip Code)

Registrant's telephone number, including area code     (617)
854-5800




                    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes
X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No



                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                             10-13


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 14


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1995 and December 31, 1994

                                   (Unaudited)



                                                                                    September 30,         December 31,
                                                                                           1995                  1994
ASSETS

Cash and cash equivalents                                                           $       797,175       $     1,249,320

Rents receivable, net of allowance for doubtful
     accounts of $25,000                                                                     47,460               101,604

Accounts receivable - affiliate                                                             114,843               148,862

Equipment at cost, net of accumulated depreciation of
     $7,830,941 and $8,023,892 at September 30, 1995
     and December 31, 1994, respectively                                                  3,310,812             3,617,859
                                                                                    ---------------       ---------------

         Total assets                                                               $    4,270,290        $    5,117,645
                                                                                    ==============        ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                       $        94,531       $       141,872
Accrued interest                                                                              1,172                 1,678
Accrued liabilities                                                                          16,235                15,500
Accrued liabilities - affiliate                                                                  --                 5,218
Deferred rental income                                                                        9,116                 5,808
Cash distributions payable to partners                                                      237,273               474,545
                                                                                    ---------------       ---------------

         Total liabilities                                                                  358,327               644,621
                                                                                    ---------------       ---------------

Partners' capital (deficit):
     General Partners                                                                      (167,240)             (161,629)
     Limited Partnership Interests
     (939,600 Units; initial purchase price of $25 each)                                  4,079,203             4,634,653
                                                                                    ---------------       ---------------

         Total partners' capital                                                          3,911,963             4,473,024
                                                                                    ---------------       ---------------

         Total liabilities and partners' capital                                    $    4,270,290        $    5,117,645
                                                                                    ==============        ==============




                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                     1995                  1994                  1995                  1994
                                              ------------------    ------------------    -----------------     -----------
Income:

     Lease revenue                            $       310,551       $       421,856       $       972,604       $     1,375,318

     Interest income                                   11,263                14,594                38,491                40,879

     Gain on sale of equipment                          1,783                27,110                24,841               283,206
                                              ---------------       ---------------       ---------------       ---------------

         Total income                                 323,597               463,560             1,035,936             1,699,403
                                              ---------------       ---------------       ---------------       ---------------


Expenses:

     Depreciation                                      94,430               174,249               299,912               560,976

     Interest expense                                   2,526                 5,663                 6,598                20,202

     Equipment management fees
         - affiliate                                   15,528                21,093                48,630                68,766

     Operating expenses - affiliate                    11,876                13,919                55,494                47,612
                                              ---------------       ---------------       ---------------       ---------------

         Total expenses                               124,360               214,924               410,634               697,556
                                              ---------------       ---------------       ---------------       ---------------


Net income                                    $        199,237      $       248,636       $       625,302       $    1,001,847
                                              ================      ===============       ===============       ==============


Net income
     per limited partnership unit             $             0.21    $             0.26    $             0.66    $             1.06
                                              ==================    ==================    ==================    ==================

Cash distributions declared
     per limited partnership unit             $             0.25    $             0.50    $             1.25    $             1.50
                                              ==================    ==================    ==================    ==================





                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994

                                   (Unaudited)


                                                                                          1995                   1994
                                                                                   ------------------     -----------
Cash flows from (used in) operating activities:
Net income                                                                         $       625,302        $     1,001,847

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                      299,912                560,976
         Gain on sale of equipment                                                         (24,841)              (283,206)
         Decrease in allowance for doubtful accounts                                            --                (25,000)

Changes in assets and liabilities Decrease (increase) in:
         rents receivable                                                                   54,144                (22,944)
         accounts receivable - affiliate                                                    34,019                119,736
     Increase (decrease) in:
         accrued interest                                                                     (506)                  (864)
         accrued liabilities                                                                   735                  4,825
         accrued liabilities - affiliate                                                    (5,218)                10,274
         deferred rental income                                                              3,308                (12,925)
                                                                                   ---------------        ---------------

              Net cash from operating activities                                           986,855              1,352,719
                                                                                   ---------------        ---------------

Cash flows from investing activities:
     Principal payments from direct financing lease                                             --                133,161
     Proceeds from equipment sales                                                          31,976                285,401
                                                                                   ---------------        ---------------

              Net cash from investing activities                                            31,976                418,562
                                                                                   ---------------        ---------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                    (47,341)              (274,015)
     Distributions paid                                                                 (1,423,635)            (1,838,863)
                                                                                   ---------------        ---------------

              Net cash used in financing activities                                     (1,470,976)            (2,112,878)
                                                                                   ---------------        ---------------

Net decrease in cash and cash equivalents                                                 (452,145)              (341,597)

Cash and cash equivalents at beginning of period                                         1,249,320              1,754,226
                                                                                   ---------------        ---------------

Cash and cash equivalents at end of period                                         $       797,175        $    1,412,629
                                                                                   ===============        ==============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                      $           7,104      $         21,066
                                                                                   =================      ================

Supplemental disclosure of non-cash investing and financing activities:
     In 1994, the Partnership capitalized $137,500 of refurbishment costs incurred to upgrade certain equipment, all of which was financed by a third-party lender.

     In 1994, the Partnership entered into a direct financing lease requiring aggregate minimum lease payments of $205,814 in connection with the sale of certain equipment.


8


                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1995

                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At September 30, 1995, the Partnership had $795,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $2,459,260 are due as follows:

     For the year ending September 30,       1996                   $    940,827
                                             1997                        796,100
                                             1998                        439,611
                                             1999                        282,722
                                                                   -------------

                                            Total                    $ 2,459,260
                                                                     ===========


NOTE 4 - INVESTMENT IN DIRECT FINANCING LEASE

     During 1994, the Partnership entered into a direct financing lease in connection with the remarketing of certain equipment. The Partnership received $205,814 of aggregate lease payments in connection with the sale of this equipment during the year ending December 31, 1994. No further lease payments are due under this lease. Included in the minimum lease payments was $4,779 of interest income which represented the difference between the aggregate lease payments received by the Partnership and the present value of those lease payments, calculated at the lease's inception using the rate of interest implicit in the lease or 5.16%. As payments were received, the Partnership recognized interest income from the direct financing lease using the Interest Method. For financial statement purposes, the Partnership recorded a gain on sale of equipment of $201,035 during the nine months ended September 30, 1994 and interest income of $800 and $4,047 during the three and nine months ended September 30, 1994, respectively. Ownership of the equipment was transferred to the lessee in December 1994 upon receipt of the final lease payment.

                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



NOTE 5 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                                             Lease Term                       Equipment
           Equipment Type                                       (Months)                       at Cost

Aircraft                                                             38                       $  3,952,789
Vessels                                                           63-72                          2,364,790
Retail store fixtures                                             12-72                          1,948,204
Manufacturing                                                     12-60                          1,671,169
Materials handling                                                 3-60                            641,469
Tractors and heavy duty trucks                                    12-60                            259,103
Communications                                                    24-60                            258,438
Construction and mining                                           24-72                             16,631
Trailers/intermodal containers                                    11-72                             15,642
Photocopying                                                      12-60                             13,518
                                                                                           ---------------

                                                   Total equipment cost                         11,141,753

                                               Accumulated depreciation                         (7,830,941)

                             Equipment, net of accumulated depreciation                       $  3,310,812
                                                                                              ============


     At September 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $8,458,031, representing approximately 76% of total equipment cost.

     The summary  above  includes  equipment  held for  re-lease or sale with an
original   cost  and  net  book  value  of   approximately   $76,000  and  $500,
respectively, at September 30, 1995.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                             1995                  1994
                                                       ----------------       ---------

     Equipment management fees                           $       48,630         $      68,766
     Administrative charges                                      15,750                 9,000
     Reimbursable operating expenses
         due to third parties                                    39,744                38,612
                                                        ---------------        --------------

                                     Total                $     104,124          $    116,378
                                                          =============          ============



                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $114,843 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1995.

     On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, issued a voluntary Offer to Purchase for Cash (the "Offer") up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. Coincident to the Offer, a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") was filed with the Securities and Exchange Commission. Also, on August 18, 1995, the General Partner filed a Solicitation/ Recommendation Statement (Schedule 14D-9) pursuant to Section 14(d)(4) of the Exchange Act. The Offer was amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Certain legal actions were initiated by interested persons against AALP and each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, representing a class action on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was proposed and was preliminarily approved by the United States District Court for the District of Massachusetts (the "Court") on September 27, 1995. A final settlement hearing is scheduled on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts, seeks to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action. The plaintiffs have filed objections to the proposed settlement of the first action. At this date, these objections have not been acted upon by the Superior Court. As of the Offer expiration date, the limited partners of the Partnership had tendered approximately 78,047 Units or 8.31% of the total outstanding Units of the Partnership to AALP. Notwithstanding the foregoing, the operations of the Partnership are not expected to be adversely affected by the proceedings or proposed settlements.


NOTE 7 - NOTES PAYABLE

     Notes payable at September 30, 1995 consisted of an installment note of $94,531 payable to an institutional lender. This note is non-recourse, with a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At September 30, 1995, the applicable LIBOR rate was approximately 7.38%. The note is collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents.

     The annual maturities of the installment note is as follows:

     For the year ending September 30,       1996           $    34,375
                                             1997                34,375
                                             1998                25,781
                                                           ------------

                                            Total           $    94,531
                                                            ===========


NOTE 8 - LEGAL PROCEEDINGS

         On September 7, 1993, Rose's Stores, Inc. (the "Debtor"), a lessee of the Partnership, filed for protection under Chapter 11 of the Bankruptcy Code. AFG, on behalf of the Partnership and various other AFG-sponsored


                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



investment programs, filed a proof of claim in this case, which claim was amended and restated. In August 1994, the Bankruptcy Court approved a Motion to Reject Certain Executory Equipment Leases filed by the Debtor relating to approximately $413,000 of equipment owned by this Partnership. The Partnership sold all such equipment during 1994 and recognized a net gain of $453 for financial statement purposes. During 1995, the Partnership sold an additional $1,949 of equipment previously leased to the Debtor and recognized a net gain of $280 for financial statement purposes. At September 30, 1995, the Partnership owned other equipment, having an original cost of $855,168, which was leased to the Debtor. This equipment represents approximately 8% of the Partnership's aggregate equipment portfolio and is fully depreciated for financial statement purposes. All of this equipment is being leased pursuant to renewal rental schedules executed by the Debtor.

         The Debtor's First Amended Joint Plan of Reorganization (the "Plan of Reorganization") was adopted on December 14, 1994. On June 8, 1995 and August 18, 1995, AFG, on behalf of the Partnership and various other AFG-sponsored investment programs, was issued 17,023 shares and 7,296 shares, respectively, of the Debtor's common stock pursuant to the Plan of Reorganization. The common stock, no par value stock, which had a market value of $2.38 and $2.56 at the respective settlement dates, was issued in full satisfaction of the outstanding unsecured claims of the affected investment programs. The Partnership's proportionate interest in this settlement is 10.61% or approximately 2,580 shares. This bankruptcy did not have a material adverse effect on the financial position of the Partnership.

                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1988.


Results of Operations

     For the three and nine months ended September 30, 1995, the Partnership recognized lease revenue of $310,551 and $972,604 respectively, compared to $421,856 and $1,375,318 for the same periods in 1994. The decrease in lease revenue from 1994 to 1995 was expected and resulted principally from primary lease term expirations and the sale of equipment.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     At June 30, 1994, the Managing General Partner reviewed the aggregate amount reserved against potentially uncollectable rents and determined a reserve of $25,000 would be appropriate. Accordingly, the Partnership reduced its reserve and increased lease revenue in the amount of $25,000 during the nine months ended September 30, 1994. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

     Interest income for the three and nine months ended September 30, 1995 was $11,263 and $38,491, respectively, compared to $14,594 and $40,879 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. In 1994, interest income included interest from the Partnership's interest in a direct financing lease (see discussion below). The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION




     For the three months ended September 30, 1995, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $1,783 compared to a net gain of $27,110 on equipment having a net book value of $55,314 for the same period in 1994.

     For the nine months ended September 30, 1995, the Partnership sold equipment having a net book value of $7,135 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $24,841 compared to a net gain of $82,171 on equipment having a net book value of $203,230 for the same period in 1994.

     During 1994, the Partnership entered into a direct financing lease in connection with the remarketing of certain equipment (See Note 4 herein). For financial statement purposes, the Partnership recorded a gain on sale of equipment of $201,035 during the nine months ended September 30, 1994 and interest income of $800 and $4,047 during the three and nine months ended September 30, 1994, respectively. Interest income represented the difference between the aggregate lease payments received by the Partnership and the present value of those lease payments, calculated at the lease's inception using the rate of interest implicit in the lease or 5.16%.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense for the three and nine months ended September 30, 1995 was $94,430 and $299,912, respectively, compared to $174,249 and $560,976 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $2,526 and $6,598, or less than 1% of lease revenue for each of the three and nine month periods ended September 30, 1995, respectively, compared to $5,663 and $20,202 or 1.3% and 1.5% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.8% and 5.7% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to 3.3% and 3.5% of lease revenue for the same periods in 1994. The increase in operating expenses from 1994 to 1995 was primarily due to an increase in professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $986,855 and $1,352,719 in 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

     Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1995, the Partnership realized $31,976 in equipment sale proceeds compared to $285,401 for the same period in 1994. During the nine months ended September 30,1994, the Partnership also received principal payments of $133,161 from a direct financing lease, discussed in Note 4 to the financial statements. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     During 1994, the Partnership capitalized $137,500 of refurbishment costs incurred to upgrade a cargo vessel leased by Kristian Gerhard Jebsen Skipsrederi A/S ("KGJS") pursuant to the terms of an extended and renegotiated contract with KGJS. The refurbishment costs were financed with a third-party lender and shared between the Partnership and other affiliated partnerships in proportion to their respective ownership interests in the vessel.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future years, the amount of cash used to repay debt obligations will continue to decline as the principal balance of notes payable is reduced through the collection and application of rents.
     Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,186,363. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $1,174,499, and the General Partners were allocated 1%, or $11,864. The third quarter 1995 cash distribution was paid on October 13, 1995.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The Partnership's future cash distributions will be adversely affected by the bankruptcy of Midway Airlines, Inc. ("Midway"). In November, 1991, Midway, a lessee of the Partnership, filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. The Partnership's interest in a DC-9 aircraft was sold at a public sale by the third-party lending institution which financed the Partnership's acquisition of the aircraft and which applied all sale proceeds against the outstanding loan balance. Although this bankruptcy had no immediate adverse effect on the Partnership's cash flow, as the Partnership had almost fully leveraged its ownership interest in the underlying aircraft, this event resulted in the Partnership's loss of any future interest in the residual value of the aircraft. It is expected that this bankruptcy will have a material adverse effect on the ability of the Partnership to achieve all of its originally intended economic benefits. However, the final yield on capital will be dependent upon the collective performance results of all the Partnership's equipment leases.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION



         Item 1.                            Legal Proceedings
                                            Response:

                                            Refer to Note 8 herein and to Note 8
                                            in the 1994 Annual Report.

         Item 2.                            Changes in Securities
                                            Response:  None

         Item 3.                            Defaults upon Senior Securities
                                            Response:  None

         Item 4.                            Submission of Matters to a Vote of
                                            Security Holders
                                            Response:  None

         Item 5.                            Other Information
                                            Response:  None

         Item 6(a).                         Exhibits
                                            Response:  None

         Item 6(b).                         Reports on Form 8-K
                                            Response:  None

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP


                        By:      AFG Leasing IV Incorporated, a Massachusetts
                 corporation and the Managing General Partner of
                                 the Registrant.


                               By:
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP


                       By:      AFG Leasing IV Incorporated, a Massachusetts
                 corporation and the Managing General Partner of
                                 the Registrant.


                               By:      /s/ Gary M. Romano
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    November 13, 1995