Form 10-Q
period 1996-03-31
AMERICAN INCOME PARTNERS IV A L P
filed 1996-05-15
CIK 826929

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               -------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                             --------------------

For Quarter Ended March 31, 1996                Commission File No. 0-17522


               American Income Partners IV-A Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                            04-3018452
- ---------------------------------------               --------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                   02114
- ---------------------------------------               --------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                   -----------------------------

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ----    ----

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
Yes      No
    ----    ----

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX



       Page
       ----

PART I.  FINANCIAL INFORMATION:

Item 1. Financial Statements

     Statement of Financial Position
       at March 31, 1996 and December 31, 1995                 3

     Statement of Operations
       for the three months ended March 31, 1996 and 1995      4

     Statement of Cash Flows
       for the three months ended March 31, 1996 and 1995      5

     Notes to the Financial Statements                       6-8

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                  9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                 13


               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                           March 31,    December 31,
                                              1996          1995
                                          ------------  -------------
ASSETS
- ----------------------------------------
Cash and cash equivalents                  $  947,418     $  861,146
Rents receivable, net of allowance for
 doubtful accounts of $25,000                  84,697         73,373
Accounts receivable - affiliate                62,389        127,841
Equipment at cost, net of accumulated
 depreciation of $6,984,124 and
 $7,678,349 at March 31, 1996
 and December 31, 1995, respectively        3,157,499      3,230,836
                                           ----------     ----------
        Total assets                       $4,252,003     $4,293,196
                                           ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
- ----------------------------------------

Notes payable                              $   77,344     $   85,938
Accrued interest                                  898          1,086
Accrued liabilities                            19,750         20,000
Accrued liabilities - affiliate                17,325         12,018
Deferred rental income                             --          9,116
Cash distributions payable to partners        237,273        237,273
                                           ----------     ----------
        Total liabilities                     352,590        365,431
                                           ----------     ----------
Partners' capital (deficit):
   General Partners                          (167,365)      (167,081)
        Limited Partnership Interests
        (939,600 Units; initial
         purchase price of $25 each)        4,066,778      4,094,846
                                           ----------     ----------
        Total partners' capital             3,899,413      3,927,765
                                           ----------     ----------
        Total liabilities and partners'
         capital                           $4,252,003     $4,293,196
                                           ==========     ==========


                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)





                                            1996       1995
                                          ---------  ---------
Income:
- -------
        Lease revenue                      $270,243   $316,271
        Interest income                      11,280     14,395
        Gain on sale of equipment            32,709         --
                                           --------   --------
          Total income                      314,232    330,666
                                           --------   --------

Expenses:
        Depreciation                         73,337    104,900
        Interest expense                      1,444      2,060
        Equipment management fees -
         affiliate                           13,512     15,814
        Operating expenses - affiliate       17,018     20,791
                                           --------   --------
          Total expenses                    105,311    143,565
                                           --------   --------

Net income                                 $208,921   $187,101
                                           ========   ========

Net income
        per limited partnership unit       $   0.22   $   0.20
                                           ========   ========
Cash distribution declared
        per limited partnership unit       $   0.25   $   0.50
                                           ========   ========


                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)


                                             1996         1995
                                          ----------  ------------
Cash flows from (used in) operating
 activities:                              $ 208,921    $  187,101
Net income
Adjustments to reconcile net income
        to net cash from operating
         activities:                         73,337       104,900
       Depreciation
        Gain on sale of equipment           (32,709)           --
Changes in assets and liabilities
        Decrease (increase) in:
        rents receivable                    (11,324)        8,893
        accounts receivable - affiliate      65,452        66,519
        Increase (decrease) in:
        accrued interest                       (188)         (354)
        accrued liabilities                    (250)       (5,500)
        accrued liabilities - affiliate       5,307        (3,270)
        deferred rental income               (9,116)       (4,546)
                                          ---------    ----------
        Net cash from operating
         activities                         299,430       353,743
                                          ---------    ----------
Cash flows from investing activities:
        Proceeds from equipment sales        32,709            --
                                          ---------    ----------
        Net cash from investing
         activities                          32,709            --
                                          ---------    ----------
Cash flows used in financing activities:
        Principal payments - notes
         payable                             (8,594)      (30,153)
        Distributions paid                 (237,273)     (474,545)
                                          ---------    ----------
        Net cash used in financing
         activities                        (245,867)     (504,698)
                                          ---------    ----------
Net increase (decrease) in cash and
 cash equivalents                            86,272      (150,955)
Cash and cash equivalents at beginning
 of period                                  861,146     1,249,320
                                          ---------    ----------
Cash and cash equivalents at end of
 period                                   $ 947,418    $1,098,365
                                          =========    ==========

Supplemental disclosure of cash flow
 information:
        Cash paid during the period for
         interest                         $   1,632    $    2,414
                                          =========    ==========

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                 March 31, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At March 31, 1996, the Partnership had $945,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,970,070 are due as follows:

  For the year ending March 31,     1997   $  901,714
                                    1998      565,827
                                    1999      401,603
                                    2000      100,926
                                          -----------

                                   Total   $1,970,070
                                          ===========


               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)



NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                    Lease Term            Equipment
Equipment Type                       (Months)             at Cost
- --------------                      ------------         -----------

Aircraft                                   38              $ 3,952,789
Vessels                                 63-72                2,364,790
Manufacturing                           12-60                1,671,169
Retail store fixtures                   12-72                1,245,426
Materials handling                       3-60                  557,429
Communications                          24-60                  258,438
Tractors and heavy duty trucks           1-60                   61,433
Construction and mining                 24-72                   16,631
Photocopying                            12-60                   13,518
                                                           -----------

                         Total equipment cost               10,141,623

                     Accumulated depreciation               (6,984,124)
                                                           -----------

   Equipment, net of accumulated depreciation              $ 3,157,499
                                                           ===========


  At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $7,755,251, representing approximately 76% of total equipment cost.

  The summary above includes fully depreciated equipment held for re-lease or sale with an original cost of approximately $44,000 at March 31, 1996.

  Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)



NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                       1996      1995
                                     --------  --------

  Equipment management fees           $13,512   $15,814
  Administrative charges                5,250     3,000
  Reimbursable operating expenses
     due to third parties              11,768    17,791
                                      -------   -------

                     Total            $30,530   $36,605
                                      =======   =======

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $62,389 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6- NOTES PAYABLE
- ---------------------

  Notes payable at March 31, 1996 consisted of an installment note of $77,344 payable to an institutional lender. This note is non-recourse, with a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At March 31, 1996, the applicable LIBOR rate was approximately 6.98%. The note is collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at March 31, 1996.

  The annual maturities of the installment note are as follows:

  For the year ending March 31, 1997     $34,375
                     1998                 34,375
                     1999                  8,594
                                         -------

                     Total               $77,344
                                         =======

NOTE 7 - SUBSEQUENT EVENTS
- --------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 9 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------

  As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio progresses through various stages. Initially, all equipment generates rental revenues under primary term lease agreements. During the life of the Partnership, these agreements expire on an intermittent basis and equipment held pursuant to the related leases are renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio becomes available for remarketing and cash generated from operations and from sales or refinancings begins to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. In accordance with the Partnership's stated investment objectives and policies, the Managing General Partner is considering the winding-up of the Partnership's operations, including the liquidation of its entire portfolio.
The Partnership's operations commenced in 1988.


Results of Operations
- ---------------------

  For the three months ended March 31, 1996, the Partnership recognized lease revenue of $270,243 compared to $316,271 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three months ended March 31, 1996, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $32,709. There were no equipment sales during the three months ended March 31, 1995.

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

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



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

  Depreciation expense for the three months ended March 31, 1996 was $73,337, compared to $104,900 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $1,444, or less than 1% of lease revenue for the three month period ended March 31, 1996, compared to $2,060 or less than 1% of lease revenue for the same period in 1995. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 5% of lease revenue during each of the periods ended March 31, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 6.3% of lease revenue for the three months ended March 31, 1996, compared to 6.6% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $299,430 and $353,743 in 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership realized $32,709 in equipment sale proceeds. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

  Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $237,273. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $234,900, and the General Partners were allocated 1%, or $2,373. The first quarter 1996 cash distribution was paid on April 15, 1996.

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

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



     Item 1.             Legal Proceedings
                         Response:  None

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