Form 10-Q
period 1996-06-30
AMERICAN INCOME PARTNERS IV A L P
filed 1996-08-13
CIK 826929

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      June 30, 1996
                              -------------------------------------------------

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------

                              -------------------------


For Quarter Ended June 30, 1996          Commission File No. 0-17522


               American Income Partners IV-A Limited Partnership
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                                04-3018452
- -------------------------------                              ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


98 North Washington Street, Boston, MA                       02114
- ----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------


- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                             ---------   ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes       No
                                                     -----    -----

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX


                                                           Page
                                                           ----
PART I.  FINANCIAL INFORMATION:

   Item 1. Financial Statements

   Statement of Financial Position
    at June 30, 1996 and December 31, 1995                   3

   Statement of Operations for the three and
    six months ended June 30, 1996 and 1995                  4

   Statement of Cash Flows for the six months
    ended June 30, 1996 and 1995                             5

   Notes to the Financial Statements                       6-8


  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations     9-12



PART II.  OTHER INFORMATION:

  Items 1 - 6                                               13


               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                            June 30,   December 31,
                                              1996         1995
                                          ------------  -----------
ASSETS
- ------
Cash and cash equivalents                   $  948,285   $  861,146
Rents receivable, net of allowance for
 doubtful accounts of $10,000 and
 $25,000 at June 30, 1996
 and December 31, 1995, respectively            83,499       73,373
Accounts receivable - affiliate                 46,754      127,841
Equipment at cost, net of accumulated
 depreciation of $7,057,462 and $7,678,349
 at June 30, 1996  and December 31, 1995,
 respectively                                3,084,161    3,230,836
                                            ----------   ----------

   Total assets                             $4,162,699   $4,293,196
                                            ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Notes payable                               $   68,750   $   85,938
Accrued interest                                   814        1,086
Accrued liabilities                             12,500       20,000
Accrued liabilities - affiliate                  6,135       12,018
Deferred rental income                              --        9,116
Cash distributions payable to partners         237,273      237,273
                                            ----------    ----------
   Total liabilities                           325,472      365,431
                                            ----------    ----------
Partners' capital (deficit):
   General Partners                           (167,986)    (167,081)
   Limited Partnership Interests
   (939,600 Units; initial purchase
    price of $25 each)                       4,005,213    4,094,846
                                            ----------   ----------
   Total partners' capital                   3,837,227    3,927,765
                                            ----------   ----------
   Total liabilities and partners'
    capital                                 $4,162,699   $4,293,196
                                            ==========   ==========

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)





                                                 Three Months          Six Months
                                                Ended June 30,        Ended June 30,
                                               1996         1995       1996       1995
                                          --------------  ---------  ---------  ---------

Income:
        Lease revenue                           $267,206   $345,782   $537,449   $662,053
        Interest income                           12,189     12,833     23,469     27,228
        Gain on sale of equipment                    ---     23,058     32,709     23,058
                                                --------   --------   --------   --------
          Total income                           279,395    381,673    593,627    712,339
                                                --------   --------   --------   --------

Expenses:
        Depreciation                              73,338    100,582    146,675    205,482
        Interest expense                             807      2,012      2,251      4,072
        Equipment management fees
        - affiliate                               13,360     17,289     26,872     33,103
        Operating expenses - affiliate            16,803     22,827     33,821     43,618
                                                --------   --------   --------   --------
          Total expenses                         104,308    142,710    209,619    286,275
                                                --------   --------   --------   --------

Net income                                      $175,087   $238,963   $384,008   $426,064
                                                ========   ========   ========   ========

Net income
   per limited partnership unit                 $   0.18   $   0.25   $   0.40   $   0.45
                                                ========   ========   ========   ========
Cash distributions declared
   per limited partnership unit                 $   0.25   $   0.50   $   0.50   $   1.00
                                                ========   ========   ========   ========



                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)



                                             1996        1995
                                          ----------  -----------
Cash flows from (used in) operating
 activities:
Net income                                $ 384,008   $  426,064
Adjustments to reconcile net income
   to net cash from operating
    activities:
        Depreciation                        146,675      205,482
        Gain on sale of equipment           (32,709)     (23,058)
        Decrease in allowance for
         doubtful accounts                  (15,000)          --
Changes in assets and liabilities
     Decrease in:
        rents receivable                      4,874        4,537
        accounts receivable - affiliate      81,087       79,852
   Increase (decrease) in:
        accrued interest                       (272)      (1,006)
        accrued liabilities                  (7,500)       1,985
        accrued liabilities - affiliate      (5,883)         395
        deferred rental income               (9,116)       1,730
                                          ---------   ----------
         Net cash from operating
          activities                        546,164      695,981
                                          ---------   ----------

Cash flows from investing activities:
     Proceeds from equipment sales           32,709       30,193
                                          ---------   ----------
         Net cash from investing
          activities                         32,709       30,193
                                          ---------   ----------
Cash flows used in financing activities:
   Principal payments - notes payable       (17,188)     (38,747)
   Distributions paid                      (474,546)    (949,090)
                                          ---------   ----------
         Net cash used in financing
          activities                       (491,734)    (987,837)
                                          ---------   ----------

Net increase (decrease) in cash and
 cash equivalents                            87,139     (261,663)

Cash and cash equivalents at beginning
 of period                                  861,146    1,249,320
                                          ---------   ----------
Cash and cash equivalents at end of
 period                                   $ 948,285   $  987,657
                                          =========   ==========

Supplemental disclosure of cash flow
 information:
     Cash paid during the period for
      interest                            $   2,523   $    5,078
                                          =========   ==========


                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                 June 30, 1996

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Partnership had $940,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,744,326 are due as follows:


For the year ending June 30, 1997     $  882,778
                             1998        468,923
                             1999        363,594
                             2000         29,031
                                      ----------

                            Total     $1,744,326
                                      ==========


               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)





NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                                       Lease Term      Equipment
Equipment Type                                                          (Months)        at Cost
- --------------                                                        -------------   ------------

Aircraft                                                                   38          $ 3,952,789
Vessels                                                                 63-72            2,364,790
Manufacturing                                                           12-60            1,671,169
Retail store fixtures                                                   12-72            1,245,426
Materials handling                                                       3-60              557,429
Communications                                                          24-60              258,438
Tractors and heavy duty trucks                                          12-60               61,433
Construction and mining                                                 24-72               16,631
Photocopying                                                            12-60               13,518
                                                                                       -----------

                                                         Total equipment cost           10,141,623

                                                     Accumulated depreciation           (7,057,462)
                                                                                       -----------

                                   Equipment, net of accumulated depreciation          $ 3,084,161
                                                                                       ===========


  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $7,755,251, representing approximately 76% of total equipment cost.

  The summary above includes fully depreciated equipment with an original cost of approximately $44,000 which is not subject to an active lease agreement.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:



                                    1996     1995
                                   -------  -------

Equipment management fees          $26,872  $33,103
Administrative charges              10,500   10,500
Reimbursable operating expenses
 due to third parties               23,321   33,118
                                   -------  -------

                   Total           $60,693  $76,721
                                   =======  =======


               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)





  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $46,754 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at June 30, 1996 consisted of an installment note of $68,750 payable to an institutional lender. This note is non-recourse, with a fluctuating interest rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 1.5%. At June 30, 1996, the applicable LIBOR rate was approximately 6.98%. The note is collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying
amount of notes payable approximates fair value at       June 30, 1996.

  The annual maturities of the installment note are as follows:

  For the year ending June 30, 1997   $34,375
                               1998    34,375
                                      -------

                        Total         $68,750
                                      =======


               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- ------------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

  The Partnership was organized in 1988 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the Managing General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and has engaged an investment adviser to solicit interested third-party buyers. This effort is being undertaken in conjunction with certain other affiliated partnerships and, if successful, would result in the sale of each affected partnership's assets to a selected buyer. The Managing General Partner believes this approach will (i) maximize the disposition prices of each partnership's assets and (ii) prevent the incidence of future expenses to operate a publicly-registered limited partnership with a declining asset base. The Managing General Partner is evaluating expressions of interest submitted by the investment adviser from a number of potential buyers, but is under no obligation to accept any proposal. If successful, the Managing General Partner anticipates that it would wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the Managing General Partner may consider appropriate, on or before December 31, 1996.


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $267,206 and $537,449 respectively, compared to $345,782 and $662,053 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the six months ended June 30, 1996, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $32,709. There were no equipment sales during the three months ended June 30, 1996.

  For the three and six months ended June 30, 1995, the Partnership sold equipment having a net book value of $7,135 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $23,058.

  It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

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

  Depreciation expense for the three and six months ended June 30, 1996 was $73,338 and $146,675, respectively, compared to $100,582 and $205,482 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $807 and $2,251, respectively, for the three and six month periods ended June 30, 1996, compared to $2,012 and $4,072 for the same periods in 1995. During each of the periods ended June 30, 1996 and 1995, interest expense was less than 1% of lease revenue. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 6.3% of lease revenue for each of the three and six months ended June 30, 1996, compared to 6.6% of lease revenue for each of the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


generated net cash inflows of $546,164 and $695,981 in 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership realized $32,709 in equipment sale proceeds compared to $30,193 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will be consistent with the six months ended June 30, 1996.

  Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $474,546. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $469,801, and the General Partners were allocated 1%, or $4,745. The second quarter 1996 cash
distribution was paid on    July 15, 1996.

  Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

  The Partnership's future cash distributions will be adversely affected by the bankruptcy of Midway Airlines, Inc. ("Midway"). In November, 1991, Midway, a lessee of the Partnership, filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. The Partnership's interest in a DC-9 aircraft was sold at a public sale by the third-party lending institution which financed the Partnership's acquisition of the aircraft

               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


and which applied all sale proceeds against the outstanding loan balance. Although this bankruptcy had no immediate adverse effect on the Partnership's cash flow, as the Partnership had almost fully leveraged its ownership interest in the underlying aircraft leased to Midway, this event resulted in the Partnership's loss of any future interest in the residual value of the aircraft. It is expected that this bankruptcy will have a material adverse effect on the ability of the Partnership to achieve all of its originally intended economic benefits. However, the final yield on capital will be dependent upon the collective performance results of all the Partnership's equipment leases.

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



               AMERICAN INCOME PARTNERS IV-A LIMITED PARTNERSHIP


                  By: AFG Leasing IV Incorporated, a Massachusetts corporation and the Managing General Partner of the Registrant.


                  By:  /s/  Michael J. Butterfield
                       -----------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  August 13, 1996
                         ---------------------------------------



                  By:  /s/  Gary M. Romano
                       -----------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  August 13, 1996
                         --------------------------------------